Form 10-K/A
period 2006-12-31
First Franklin Mortgage Loan Trust 2006-FF12
filed 2007-09-19
CIK 1372829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT
TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________.

Commission file number 333-133985-04.

FIRST FRANKLIN MORTGAGE TRUST 2006-FF12
(Exact Name of Issuing Entity as Specified in its Charter)

STRUCTURED ASSET SECURITIES CORPORATION
(Exact Name of Depositor as Specified in its Charter)

LEHMAN BROTHERS HOLDINGS INC.
(Exact Name of Sponsor as Specified in its Charter)

STRUCTURED ASSET SECURITIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2440850
(State or Other Jurisdiction Of Incorporation)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, 13th Floor New York, New York (Address of Principal Executive Offices)	10019 (Zip Code)

Registrant’s telephone number, including area code: (212) 526-7000

              745 Seventh Avenue, 7th Floor, New York, New York
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    Yes ☐     No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

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

None.

PART I

Item 1. Business.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Not Applicable.

Item 9A(T). Controls and Procedures.

Not Applicable.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.

Item 14. Principal Accounting Fees and Services.

Not Applicable.

PART IV
ADDITIONAL ITEMS required by General Instruction J

Item 1112(b) of Regulation AB. Significant Obligor Financial Information

None.

Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.

None.

Item 1117 of Regulation AB. Legal Proceedings.

None.

Item 1119 of Regulation AB. Affiliation and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See Exhibit 33 and Exhibit 34.

First American Real Estate Solutions of Texas, L.P.’s as sub contractor for Home Loan Services, Inc.’s report on assessment of compliance with servicing criteria and the related registered public accounting firm's attestation report identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(2)(vii)(B), account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreement. These material instances of noncompliance did not apply to the Issuing Entity, and have been corrected by First American Real Estate Solutions of Texas, L.P.

Home Loan Services, Inc.’s report on assessment of compliance with servicing criteria and the related registered public accounting firm’s attestation report identify the following material instances of noncompliance with the servicing criteria: With respect to Item 122(d)(1)(i), the company had not instituted policies and procedures to monitor any performance or other triggers in accordance with transaction agreements; with respect to Item 1122 (d)(4)(x)(A), for a sample of 60 loans with escrow accounts, 5 escrow accounts were not analyzed within a 12 month period; with respect to Item 1l22(d)(4)(x)(C), for a sample of 60 loans with escrow accounts, escrow funds were not returned within 30 days after payoff for 2 loans. These material instances of noncompliance applied to the Issuing Entity, and have been corrected by Home Loan Services, Inc.

Item 1123 of Regulation AB, Servicer Compliance Statement.

See Exhibit 35

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Not Applicable
2. Not Applicable
3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	See (a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity) First Franklin Mortgage Loan Trust 2006-FF12

By:	/s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President (Senior Officer in Charge of the Servicing Function of Aurora Loan Services LLC) Aurora Loan Services LLC as Master Servicer

Dated: September 19, 2007

EXHIBIT INDEX

EXHIBIT DESCRIPTION

Exhibit 4
Trust Agreement dated as of August 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Office Tiger Global Real Estate Services Inc., as Credit Risk Manager and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on September 13, 2006).

Exhibit 10	Incorporated by reference at Exhibit (4).

Exhibit 31	302 Sarbanes-Oxley Certification.

Exhibit 33	Item 1122(a) Compliance with applicable servicing criteria - Assessments

(a)	Assurant Inc., as Sub-Contractor for Home Loan Services Inc. f/k/a National City
Home Services Inc.
(b)	Aurora Loan Services LLC, as Master Servicer
(c)	First American Real Estate Solutions of Texas LP, as
Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services Inc.

(d)	Home Loan Services, Inc. f/k/a National City Home Services Inc., as Servicer
(e)	Office Tiger Global Real Estate Services, Inc. as Credit Risk Manager
(f)	Regulus Group LLC, as Sub-contractor for Home Loan Services, Inc. f/k/a
National City Home Services Inc.
(g)	U.S. Bank National Association, as Trustee, Paying Agent and Custodian

Exhibit 34 Item 1122(a) Compliance with applicable servicing criteria - Attestations
(a)	Assurant Inc., as Sub-Contractor for Home Loan Services Inc. f/k/a National City Home Services Inc.
(b)	Aurora Loan Services LLC, as Master Servicer
(c)	First American Real Estate Solutions of Texas LP, as
Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services Inc.
(d)	Home Loan Services, Inc. f/k/a National City Home Services Inc., as Servicer
(e)	Office Tiger Global Real Estate Services, Inc. as Credit Risk Manager
(f)	Regulus Group LLC, as Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services Inc.
(g)	U.S. Bank National Association, as Trustee, Paying Agent and Custodian

Exhibit 35  Servicer Compliance Statement.
(a)	Aurora Loan Services LLC, as Master Servicer
(b)	Home Loan Services, Inc. f/k/a National City Home Services Inc., as Servicer