Form 10-K/A
period 2006-12-31
First Franklin Mortgage Loan Trust 2006-FF12
filed 2008-03-19
CIK 1372829

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

LEHMAN BROTHERS HOLDINGS INC.
(Exact Name of Sponsor as Specified in its Charter)

STRUCTURED ASSET SECURITIES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2440850
(State or Other Jurisdiction Of Incorporation)	(I.R.S. Employer Identification No.)

745 Seventh Avenue, 13th Floor New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ྑ No ☒

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See Exhibit 33 and Exhibit 34.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35.

First American Real Estate Solutions of Texas, L.P.'s as sub contractor for Home Loan Services, Inc.’s report on assessment of compliance with servicing criteria and the related registered public accounting firm's attestation report identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(2)(vii)(B), account reconciliations for all asset-backed securities related bank accounts were not prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreement. These material instances of noncompliance did not apply to the Issuing Entity, and have been corrected by First American Real Estate Solutions of Texas, L.P.

Home Loan Services, Inc.’s report on assessment of compliance with servicing criteria and the related registered public accounting firm’s attestation report identify the following material instances of noncompliance with the servicing criteria: With respect to Item 1122(d)(1)(i), the company had not instituted policies and procedures to monitor any performance or other triggers in accordance with transaction agreements; with respect to Item 1122(d)(4)(x)(A), for a sample of 60 loans with escrow accounts, 5 escrow accounts were not analyzed within a 12 month period; with respect to Item 1122(d)(4)(x)(C), for a sample of 60 loans with escrow accounts, escrow funds were not returned within 30 days after payoff for 2 loans. These material instances of noncompliance applied to the Issuing Entity, and have been corrected by Home Loan Services, Inc.

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Not Applicable.
2. Not Applicable.
3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	See (a) above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity) First Franklin Mortgage Loan Trust 2006-FF12

By: /s/ E. Todd Whittemore
Name: E. Todd Whittemore
Title: Executive Vice President
(Senior Officer in Charge of the Servicing Function of Aurora Loan Services LLC) Aurora Loan Services LLC, as Master Servicer

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

Exhibit 10	Incorporated by reference at Exhibit (4).

Exhibit 31	302 Sarbanes-Oxley Certification.

Exhibit 33	Item 1122(a) Compliance with applicable servicing criteria - Assessments

(a)	Assurant Inc., as Sub-Contractor for Home Loan Services, Inc. f/k/a National City Home Services, Inc.
(b)	Aurora Loan Services LLC, as Master Servicer
(c)	First American Real Estate Solutions of Texas, LP, as Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services, Inc.
(d)	Home Loan Services, Inc. f/k/a National City Home Services, Inc., as Servicer
(e)	Office Tiger Global Real Estate Services, Inc., as Credit Risk Manager
(f)	Regulus Group LLC, as Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services Inc.
(g)	U.S. Bank National Association, as Trustee, Paying Agent and Custodian

Exhibit 34	Item 1122(a) Compliance with applicable servicing criteria - Attestations

(a)	Assurant Inc., as Sub-Contractor for Home Loan Services, Inc. f/k/a National City Home Services, Inc.
(b)	Aurora Loan Services LLC, as Master Servicer
(c)	First American Real Estate Solutions of Texas, LP, as Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services, Inc.
(d)	Home Loan Services, Inc. f/k/a National City Home Services, Inc., as Servicer
(e)	Office Tiger Global Real Estate Services, Inc., as Credit Risk Manager
(f)	Regulus Group LLC, as Sub-contractor for Home Loan Services, Inc. f/k/a National City Home Services, Inc.
(g)	U.S. Bank National Association, as Trustee, Paying Agent and Custodian

Exhibit 35	Servicer Compliance Statement.

(a)	Aurora Loan Services LLC, as Master Servicer
(b)	Home Loan Services, Inc. f/k/a National City Home Services Inc., as Servicer