Form 10-K/A
period 2006-12-31
First Franklin Mortgage Loan Trust 2006-FF12
filed 2008-04-01
CIK 1372829

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See Exhibit 33 and Exhibit 34.

American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly, “Safeco Financial Institution Solutions, Inc.”) (affiliates of Assurant Inc., and collectively, the “Asserting Party”)), as sub-contractor for Home Loan Services, Inc. report on assessment of compliance with servicing criteria and the related registered public accounting firm’s attestation report identify the following material instance of noncompliance with the servicing criteria: the Asserting Party did not have, during the reporting period, sufficient policies and procedures to capture the information with respect to the platform transactions necessary to determine, in compliance with §1122(d)(4)(xii), whether any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer’s funds and are not charged to the obligor, unless the late payment was due to the obligor’s error or omission. These material instances of noncompliance applied to the Issuing Entity, and have been corrected by the Asserting Party.

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

Item 1123 of Regulation AB.	Servicer Compliance Statement.

See Exhibit 35.

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Not Applicable.
2. Not Applicable.
3. The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	See (a) above.

(c)	Not Applicable.

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